Form 10-K
period 1996-12-31
FIRST DEPOSIT MASTER TRUST; FIRST DEPOSIT NATIONAL BANK; PROVIDIAN NATIONAL BANK
filed 1997-03-31
CIK 899290, 854760, 899287

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K

                   Annual Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 1996

Commission file numbers: 33-59922, 33-84844, 33-99462, 333-22131

     First Deposit National Bank on behalf of the Providian Master Trust
              (formerly known as the First Deposit Master Trust)
               (Issuer in respect of the Providian Master Trust
                4.90% Asset-Backed Certificates, Series 1993-1
                5.75% Asset-Backed Certificates, Series 1993-2
              Remarketed Asset-Backed Certificates, Series 1993-3
                 6.90% Asset-Backed Certificates, Series 1994-1
             Floating Rate Asset-Backed Certificates, Series 1995-1
                    6.05% Asset-Backed Certificates, Series 1995-2)
             Floating Rate Asset-Backed Certificates, Series 1996-1)
          -----------------------------------------------------------
               (Exact name of registrant as specified in charter)

          United States of America             02-0118519
     ------------------------------            ----------------
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)            Identification No.)

          295 Main Street
          Tilton, New Hampshire                         03276
     ---------------------------------------           -------------
     (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (603) 286-4348

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:

          Forms 8-A with respect to the 4.90% Asset-Backed Certificates, Series 1993-1, the 5.75% Asset-Backed Certificates, Series 1993-2, the 6.90% Asset-Backed Certificates, Series 1994-1, the Floating Rate Asset-Backed Certificates, Series 1995-1, the 6.05% Asset-Backed Certificates, Series 1995-2 and the Floating Rate Asset-Backed Certificates, Series 1996-1 (collectively, the "Certificates") have been filed with the Securities and Exchange Commission (the "Commission") pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Act"). The 4.90% Asset-Backed Certificates, Series 1993-1, are no longer outstanding, having been paid in full on June 17, 1996.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes     X*               No
                    --------               --------

-------------------------------------
* On December 23, 1993, the registrant was issued a no-action letter (the "No-Action Letter") by the Commission with respect to certain of the registrant's reporting requirements pursuant to Section 13 or 15(d) of the Act.

          State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

          Not Applicable.

                                        PART I
                                       --------

Item 1.     Business

            Omitted pursuant to the No-Action Letter.

Item 2.     Properties

            Attached hereto as Exhibits 99.1 through 99.5 are the annual certificateholders' statements prepared by First Deposit National Bank ("FDNB"), as Servicer (the "Servicer"), of the Providian
            Master Trust (formerly known as the First Deposit Master Trust)
            (the "Trust") and delivered to Bankers Trust Company, as Trustee (the "Trustee"), pursuant to Section 5.02(d) of the Series
            1993-2, 1994-1, 1995-1, 1995-2 and 1996-1 Supplements to the
            Pooling and Servicing Agreement dated as of June 1, 1993, as amended ("the Pooling Agreement"), among FDNB, as Seller and Servicer, Providian National Bank ("PNB"), as Seller, and the Trustee. The annual certificateholders' statements contain the information required to be contained in the monthly statements prepared by the Servicer and delivered to the Trustee pursuant to
            Section 5.02(a) of such Supplements, aggregated for the months of January, 1996 through December, 1996, relating to the receivables (the "Receivables") transferred to the Trust by FDNB and PNB and the accounts from which the Receivables arise.

Item 3.     Legal Proceedings

            The registrant knows of no material pending legal proceedings with respect to the Trust involving either the Trust, the Trustee, FDNB or PNB.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

                                       PART II
                                       --------

Item  5.    Market for Registrant's Common Equity and Related Stockholder
            Matters

            (a) To the best knowledge of the registrant, there is no established public trading market for the Certificates.

            (b) Each class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC").

            (c)  Omitted pursuant to the No-Action Letter.

Item 6.     Selected Financial Data

            Omitted pursuant to the No-Action Letter.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

            Omitted pursuant to the No-Action Letter.

Item 8.     Financial Statements and Supplementary Data

            Omitted pursuant to the No-Action Letter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.


                                     PART III
                                     --------

Item 10.    Directors and Executive Officers of the Registrant

            Omitted pursuant to the No-Action Letter.

Item 11.    Executive Compensation

            Omitted pursuant to the No-Action Letter.

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management

            (a) Each class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Accordingly, Cede is the sole holder of record of Certificates, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Certificates for their own account or for the accounts of their customers. The address of Cede & Co. is: Cede & Co., c/o The Depository Trust Company, 55 Water Street, 49th Floor, New York, New York 10041.

            (b) Omitted pursuant to the No-Action Letter.

            (c) Omitted pursuant to the No-Action Letter.

Item 13.    Certain Relationships and Related Transactions

            There have not been, and there are not currently proposed, any transactions or series of transactions, to which the Trust is a party, with any Certificateholder known by the registrant to own of record or beneficially more than five percent of any series or class of Certificates.

                                    PART IV
                                    --------

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

             (a) 99.1 Annual Certificateholders' Statement delivered
                 pursuant to Section 5.02(d) of the Series 1993-2 Supplement.

                 99.2 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1994-1 Supplement.

                 99.3 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1995-1 Supplement.

                 99.4 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1995-2 Supplement.

                 99.5 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1996-1 Supplement.

                 99.6 Reports on the activities of FDNB, as Servicer, prepared by Ernst & Young pursuant to Section 3.06 of the Pooling Agreement.

              (b) Omitted pursuant to the No-Action Letter.

              (c) Omitted pursuant to the No-Action Letter.

              (d) Omitted pursuant to the No-Action Letter.

                                       SIGNATURES
                                       -----------

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PROVIDIAN MASTER TRUST

                                          By:     FIRST DEPOSIT NATIONAL BANK,
                                                  Servicer


                                          By:     /s/ David J. Petrini
                                                  --------------------------
                                                  David J. Petrini
                                                  Senior Vice President and
                                                  Chief Financial Officer

Date: March 27, 1997


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following Directors and/or Officers of FDNB, as Servicer, on behalf of the registrant on March 27, 1997 in the capacities indicated.


          Signature                                Title
          ---------                                ------

/s/ Shailesh J. Mehta                              Chief Executive Officer
---------------------------                        and Director (Principal
Shailesh J. Mehta                                  Executive Officer)


/s/ David J. Petrini                               Senior Vice President and
---------------------------                        Chief Financial Officer
David J. Petrini                                   (Principal Financial Officer)


/s/ Daniel Sanford                                 Vice President and
---------------------------                        Controller (Principal
Daniel Sanford                                     Accounting Officer)


/s/ Robert W. Molke                                Vice President and Director
---------------------------
Robert W. Molke


/s/ Dianne Peterson                                Vice President and Director
---------------------------
Dianne Peterson


/s/ Darrell Hotchkiss                              Director
---------------------------
Darrell Hotchkiss


/s/ Katharine Bogle Shields                        Director
----------------------------
Katharine Bogle Shields


                                   EXHIBIT INDEX
                                   --------------


     Exhibit No.
     -----------

     99.1           Annual Certificateholders' Statement
                    delivered pursuant to Section 5.02(d)
                    of the Series 1993-2 Supplement.

     99.2           Annual Certificateholders' Statement
                    delivered pursuant to Section 5.02(d)
                    of the Series 1994-1 Supplement.

     99.3           Annual Certificateholders' Statement
                    delivered pursuant to Section 5.02(d)
                    of the Series 1995-1 Supplement.

     99.4           Annual Certificateholders' Statement
                    delivered pursuant to Section 5.02(d)
                    of the Series 1995-2 Supplement.

     99.5           Annual Certificateholders' Statement
                    delivered pursuant to Section 5.02(d)
                    of the Series 1996-1 Supplement.

     99.6           Reports of Ernst & Young on the
                    activities of FDNB, as Servicer.