Form 10-K
period 1997-12-31
PROVIDIAN MASTER TRUST; FIRST DEPOSIT NATIONAL BANK; PROVIDIAN NATIONAL BANK
filed 1998-03-31
CIK 899290, 854760, 899287

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended:   December 31, 1997
                             -----------------------

Commission file numbers:     33-5992, 33-84844, 33-99462, 333-22131
                             --------------------------------------

         Providian National Bank on behalf of the Providian Master Trust
                    (formerly the First Deposit Master Trust)
        ----------------------------------------------------------------
               (Exact name of registrant as specified in charter)

 United States of America                                 02-0118519
--------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

          295 Main Street
       Tilton, New Hampshire                                     03276
----------------------------------------                       ---------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:      (603) 286-4348
                                                         --------------

                     Not Applicable
-------------------------------------------------------------
(Former name or former address, if changed since last report)


Securities Registered pursuant to Section 12(b) of the Act:  None

Securities Registered pursuant to Section 12(g) of the Act:

     The following Providian Master Trust Asset-Backed Certificates (collectively, the "Certificates"):

     5.75% Asset-Backed Certificates, Series 1993-2
     Floating  Rate Asset-Backed Certificates, Series 1995-1
     6.05% Asset-Backed Certificates, Series 1995-2
     Floating Rate Asset-Backed Certificates, Series 1996-1 Floating Rate Class A Asset-Backed Certificates, Series 1997-1 Floating Rate Class B Asset-Backed Certificates, Series 1997-1 Floating Rate Class A Asset-Backed Certificates, Series 1997-2 Floating Rate Class B Asset-Backed Certificates, Series 1997-2 Floating Rate Class A Asset-Backed Certificates, Series 1997-3 Floating Rate Class B Asset-Backed Certificates, Series 1997-3 6.25% Asset-Backed Certificates, Series 1997-4
     6.45% Asset-Backed Certificates, Series 1997-4

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes          X*                    No
                                       ---
--------------------------------------
     * On December 23, 1993, the registrant was issued a no-action letter (the "No-Action Letter") by the Securities and Exchange Commission with respect to certain of the registrant's reporting requirements pursuant to Section 13 or 15(d) of the Act.

     Indicate by check mark if disclosure of delinquent fillers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /__/

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

     Not Applicable.

                                     PART I
                                     ------

Item 1.  Business

         Omitted pursuant to the No-Action Letter.

Item 2.  Properties

         Attached hereto as Exhibits 99.1 through 99.8 are the annual certificateholders' statements prepared by Providian National Bank ("PNB"), as Servicer (the "Servicer"), of the Providian Master Trust (formerly known as the First Deposit Master Trust) (the "Trust") and delivered to Bankers Trust Company, as Trustee (the "Trustee"), pursuant to Section 5.02(d) of the Series 1993-2, 1995-1, 1995-2, 1996-1, 1997-1, 1997-2, 1997-3 and 1997-4 Supplements to
the Providian Master Trust Pooling and Servicing Agreement dated as of June 1, 1993, as amended (the "Pooling Agreement"), between PNB, as Seller and Servicer, and the Trustee. The annual certificateholders' statements contain the information required to be contained in the monthly statements prepared by the Servicer and delivered to the Trustee pursuant to Section 5.02(a) of such Supplements, aggregated for the months of January 1997 through December 1997, relating to the receivables (the "Receivables") transferred to the Trust and the accounts from which the Receivables arise.

Item 3.  Legal Proceedings

         The registrant knows of no material pending legal proceedings with respect to the Trust involving either the Trust, the Trustee or PNB.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II
                                     -------

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                           PART III
                           --------

Item 10. Directors and Executive Officers of the Registrant

         Omitted pursuant to the No-Action Letter.

Item 11. Executive Compensation

         Omitted pursuant to the No-Action Letter.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         (a) Each class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 1997. Such direct participants may hold Certificates for their own account or for the accounts of their customers. The address of Cede & Co. is: Cede & Co., c/o The Depository Trust Company, 55 Water Street, 49th Floor, New York, New York 10041.

         (b) Omitted pursuant to the No-Action Letter.

         (c) Omitted pursuant to the No-Action Letter.

Item 13. Certain Relationships and Related Transactions.

         There have not been, and there are not currently proposed, any transactions or series of transactions, to which the Trust is a party, with any Certificateholder known by the registrant to own of record or beneficially more than five percent of any series or class of Certificates.

                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) 99.1  Annual Certificateholders' Statement delivered pursuant to
                   Section 5.02(d) of the Series 1993-2 Supplement.

             99.2  Annual Certificateholders' Statement delivered pursuant to
                   Section 5.02(d) of the Series 1995-1 Supplement.

             99.3  Annual Certificateholders' Statement delivered pursuant to
                   Section 5.02(d) of the Series 1995-2 Supplement.

             99.4  Annual Certificateholders' Statement delivered pursuant to
                   Section 5.02(d) of the Series 1996-1 Supplement.

             99.5  Annual Certificateholders' Statement delivered pursuant to
                   Section 5.02(d) of the Series 1997-1 Supplement.

             99.6  Annual Certificateholders' Statement delivered pursuant to
                   Section 5.02(d) of the Series 1997-2 Supplement.

             99.7  Annual Certificateholders' Statement delivered pursuant to
                   Section 5.02(d) of the Series 1997-3 Supplement.

             99.8  Annual Certificateholders' Statement delivered pursuant to
                   Section 5.02(d) of the Series 1997-4 Supplement.

             99.9 Report on the activities of PNB, as Servicer, prepared by Ernst & Young LLP pursuant to Section 3.06 of the Pooling Agreement.

         (b) Omitted pursuant to the No-Action Letter.

         (c) Omitted pursuant to the No-Action Letter.

         (d) Omitted pursuant to the No-Action Letter.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        PROVIDIAN MASTER TRUST

                                        By: PROVIDIAN NATIONAL BANK,
                                            Servicer

                                        By:  /s/ Robert W. Molke
                                             ___________________________
                                             Robert W. Molke
                                             Vice President and Treasurer


         Date:  March 30, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following Directors and/or Officers of PNB, as Servicer, on behalf of the registrant on March 30, 1998 in the capacities indicated.

    Signature                             Title
    ---------                             -----

/s/ Shailesh J. Mehta
____________________________              Chairman of the Board of Directors,
Shailesh J. Mehta                         Chief Executive Officer and Director
                                          (Principal Executive Officer)

/s/ Dianne Peterson
____________________________              President and Director
Dianne Peterson

/s/ David J. Petrini
___________________________               Senior Vice President and Chief
David J. Petrini                          Financial Officer
                                          Principal Financial Officer)

/s/ Daniel Sanford
___________________________               Vice President and Controller
Daniel Sanford                            (Principal Accounting Officer)

/s/ Seth Barad
___________________________               Executive Vice President and Director
Seth A. Barad

/s/ Katharine Bogle Shields
___________________________               Vice President and Director
Katharine Bogle Shields

/s/ Darrell Hotchkiss
___________________________               Director
Darrell Hotchkiss

/s/ Janice B. Kitchen
___________________________               Director
Janice B. Kitchen


                                  EXHIBIT INDEX


Exhibit No.

99.1 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1993-2 Supplement.

99.2 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1995-1 Supplement.

99.3 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1995-2 Supplement.

99.4 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1996-1 Supplement.

99.5 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1997-1 Supplement.

99.6 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1997-2 Supplement.

99.7 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1997-3 Supplement.

99.8 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1997-4 Supplement.

99.9 Report on the activities of PNB, as Servicer, prepared by Ernst & Young LLP pursuant to Section 3.06 of the Pooling Agreement.