Form 10-K
period 1998-12-31
PROVIDIAN MASTER TRUST; PROVIDIAN NATIONAL BANK /NEW/
filed 1999-03-30
CIK 899290, 854760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended:   December 31, 1998
                             -----------------

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

 United States of America                                  02-0118519
--------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

          295 Main Street
       Tilton, New Hampshire                               03276
----------------------------------------                   -----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:        (603) 286-4348
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

     Floating Rate Asset-Backed Certificates, Series 1995-1 Floating Rate Asset-Backed Certificates, Series 1996-1 Floating Rate Class A Asset-Backed Certificates, Series 1997-1 Floating Rate Class B Asset-Backed Certificates, Series 1997-1 Floating Rate Class A Asset-Backed Certificates, Series 1997-2 Floating Rate Class B Asset-Backed Certificates, Series 1997-2 Floating Rate Class A Asset-Backed Certificates, Series 1997-3 Floating Rate Class B Asset-Backed Certificates, Series 1997-3 6.25% Asset-Backed Certificates, Series 1997-4
     6.45% Asset-Backed Certificates, Series 1997-4

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes        X*                      No       ____


----------------------------------------------------------------

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

Item 2. Properties

     Attached hereto as Exhibits 99.1 through 99.8 are the annual certificateholders' statements prepared by Providian National Bank ("PNB"), as Servicer (the "Servicer"), of the Providian Master Trust (formerly known as the First Deposit Master Trust) (the "Trust") and delivered to Bankers Trust Company, as Trustee (the "Trustee"), pursuant to Section 5.02(d) of the Series 1995-1, 1996-1, 1997-1, 1997-2, 1997-3 and 1997-4 Supplements to the Providian
Master Trust Pooling and Servicing Agreement dated as of June 1, 1993, as amended (the "Pooling Agreement"), between PNB, as Seller and Servicer, and the Trustee. The annual certificateholders' statements contain the information required to be contained in the monthly statements prepared by the Servicer and delivered to the Trustee pursuant to Section 5.02(a) of such Supplements, aggregated for the months of January 1998 through December 1998, relating to the receivables (the "Receivables") transferred to the Trust and the accounts from which the Receivables arise.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     99.1 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1995-1 Supplement.

     99.2 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1996-1 Supplement.

     99.3 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1997-1 Supplement.

     99.4 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1997-2 Supplement.

     99.5 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1997-3 Supplement.

     99.6 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1997-4 Supplement.

     99.7 Report on the activities of PNB, as Servicer, prepared by Ernst & Young LLP pursuant to Section 3.06 of the Pooling Agreement.

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

                                                    PROVIDIAN MASTER TRUST

                                                    By: PROVIDIAN NATIONAL BANK,
                                                        Servicer


                                                    By:/s/ Miranda Mengis
                                                       ------------------
                                                       Miranda Mengis
                                                       Vice President


Date:  March 19, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following Directors and/or Officers of PNB, as Servicer, on behalf of the registrant on March 19, 1999 in the capacities indicated.

Signature                                  Title


/s/ Shailesh J. Mehta                      Chairman of the Board of Directors,
---------------------                      Chief Executive Officer and Director
Shailesh J. Mehta                          (Principal Executive Officer)


/s/ Dianne Peterson                        President and Director
---------------------
Dianne Peterson


/s/ David J. Petrini                       Executive Vice President,
---------------------                      Chief Financial Officer and Treasurer
David J. Petrini                           (Principal Financial Officer)


/s/ Daniel Sanford                         Senior Vice President and Controller
---------------------                      (Principal Accounting Officer)
Daniel Sanford


/s/ Eric O'Brien                           Vice President and Director
---------------------
Eric O'Brien


/s/ Darrell Hotchkiss                      Director
---------------------
Darrell Hotchkiss


/s/ Janice B. Kitchen                      Director
---------------------
Janice B. Kitchen


                                  EXHIBIT INDEX


Exhibit No.

99.1 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1995-1 Supplement.

99.2 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1996-1 Supplement.

99.3 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1997-1 Supplement.

99.4 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1997-2 Supplement.

99.5 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1997-3 Supplement.

99.6 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1997-4 Supplement.

99.7 Report on the activities of PNB, as Servicer, prepared by Ernst & Young LLP pursuant to Section 3.06 of the Pooling Agreement.