Form 10-K
period 1999-12-31
PROVIDIAN MASTER TRUST; PROVIDIAN NATIONAL BANK /NEW/
filed 2000-03-29
CIK 899290, 854760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended:   December 31, 1999
                             -----------------

Commission file numbers:     33-59922, 33-84844, 33-99462, 333-22131, 333-55817
                             --------------------------------------------------

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

     Floating Rate Asset-Backed Certificates, Series 1995-1 Floating Rate Asset-Backed Certificates, Series 1996-1 Floating Rate Class A Asset-Backed Certificates, Series 1997-1 Floating Rate Class B Asset-Backed Certificates, Series 1997-1 Floating Rate Class A Asset-Backed Certificates, Series 1997-2 Floating Rate Class B Asset-Backed Certificates, Series 1997-2 Floating Rate Class A Asset-Backed Certificates, Series 1997-3 Floating Rate Class B Asset-Backed Certificates, Series 1997-3 6.25% Class A Asset-Backed Certificates, Series 1997-4
     6.45% Class B Asset-Backed Certificates, Series 1997-4 Floating Rate Class A Asset-Backed Certificates, Series 1999-1 6.80% Class B Asset-Backed Certificates, Series 1999-1
     6.60% Class A Asset-Backed Certificates, Series 1999-2 Floating Rate Class B Asset-Backed Certificates, Series 1999-2

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X*                      No
              ----                         ----


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

Item 2. Properties

     Attached hereto as Exhibits 99.1 through 99.8 are the annual certificateholders' statements prepared by Providian National Bank ("PNB"), as Servicer (the "Servicer"), of the Providian Master Trust (formerly known as the First Deposit Master Trust) (the "Trust") and delivered to Bankers Trust Company, as Trustee (the "Trustee"), pursuant to Section 5.02(d) of the Series 1995-1, 1996-1, 1997-1, 1997-2, 1997-3, 1997-4, 1999-1 and 1999-2 Supplements to
the Providian Master Trust Pooling and Servicing Agreement dated as of June 1, 1993, as amended (the "Pooling Agreement"), between PNB, as Seller and Servicer, and the Trustee. The annual certificateholders' statements contain the information required to be contained in the monthly statements prepared by the Servicer and delivered to the Trustee pursuant to Section 5.02(a) of such Supplements, aggregated for the months of January 1999 through December 1999, relating to the receivables (the "Receivables") transferred to the Trust and the accounts from which the Receivables arise.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a) Each class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 1999. Such direct participants may hold Certificates for their own account or for the accounts of their customers. The address of Cede & Co. is:
Cede & Co., c/o The Depository Trust Company, 55 Water Street, 49th Floor, New York, New York 10041.

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

     99.3 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1997-1 Supplement.

     99.4 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1997-2 Supplement.

     99.5 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1997-3 Supplement.

     99.6 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1997-4 Supplement.

     99.7 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1999-1 Supplement.

     99.8 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1999-2 Supplement.

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

                                                    PROVIDIAN MASTER TRUST
                                                    (Registrant)

                                                    By: PROVIDIAN NATIONAL BANK,
                                                        Seller and Servicer


                                                    By:/s/ Gwinneth C. Berexa
                                                       ----------------------
                                                       Gwinneth C. Berexa
                                                       Vice President


Date:  March 28, 2000



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

99.3 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1997-1 Supplement.

99.4 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1997-2 Supplement.

99.5 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1997-3 Supplement.

99.6 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1997-4 Supplement.

99.7 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1999-1 Supplement.

99.8 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1999-2 Supplement.

99.9 Report on the activities of PNB, as Servicer, prepared by Ernst & Young LLP pursuant to Section 3.06 of the Pooling Agreement.