Form 10-K
period 2000-12-31
PROVIDIAN MASTER TRUST; PROVIDIAN NATIONAL BANK /NEW/
filed 2001-03-28
CIK 899290, 854760

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIESEXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2000
                            -----------------

Commission file numbers: 33-59922,  33-84844,  33-99462,
                         333-22131, 333-55817, 333-39856

         Providian National Bank on behalf of the Providian Master Trust
                    (formerly the First Deposit Master Trust)
     -------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

   United States of America                                      02-0118519
-------------------------------                             --------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

      295 Main Street
   Tilton, New Hampshire                                          03276
---------------------------------------                      -------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (603) 286-4348
                                                     --------------
                    Not Applicable
-------------------------------------------------------------------

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act:

     The   following   Providian   Master   Trust   Asset-Backed    Certificates
(collectively, the "Certificates"):

     Floating Rate Asset-Backed Certificates, Series 1996-1 Floating Rate Class A Asset-Backed Certificates, Series 1997-1 Floating Rate Class B Asset-Backed Certificates, Series 1997-1 Floating Rate Class A Asset-Backed Certificates, Series 1997-2 Floating Rate Class B Asset-Backed Certificates, Series 1997-2 Floating Rate Class A Asset-Backed Certificates, Series 1997-3 Floating Rate Class B Asset-Backed Certificates, Series 1997-3 6.25% Class A Asset-Backed Certificates, Series 1997-4
     6.45% Class B Asset-Backed Certificates, Series 1997-4 Floating Rate Class A Asset-Backed Certificates, Series 1999-1 6.80% Class B Asset-Backed Certificates, Series 1999-1
     6.60% Class A Asset-Backed Certificates, Series 1999-2 Floating Rate Class B Asset-Backed Certificates, Series 1999-2 7.49% Class A Asset Backed Certificates, Series 2000-1 Floating Rate Class B Asset Backed Certificates, Series 2000-1 Floating Rate Class A Asset Backed Certificates, Series 2000-2 Floating Rate Class B Asset Backed Certificates, Series 2000-2 Floating Rate Class A Asset Backed Certificates, Series 2000-3 Floating Rate Class B Asset Backed Certificates, Series 2000-3

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X* No
              ---   ---
---------------------------------------------------------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

         Not Applicable.

     * On December 23, 1993, the registrant was issued a no-action letter (the "No-Action Letter") by the Securities and Exchange Commission with respect to certain of the registrant's reporting requirements pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                     PART I

Item 1. Business

     Omitted pursuant to the No-Action Letter.

Item 2. Properties

     Attached hereto as Exhibits 99.1 through 99.10 are the annual certificateholders' statements prepared by Providian National Bank ("PNB"), as Servicer (the "Servicer"), of the Providian Master Trust (formerly known as the First Deposit Master Trust) (the "Trust") and delivered to Bankers Trust Company, as Trustee (the "Trustee"), pursuant to Section 5.02(d) of the Series 1996-1, 1997-1, 1997-2, 1997-3, 1997-4, 1999-1, 1999-2, 2000-1, 2000-2 and
2000-3 Supplements to the Providian Master Trust Pooling and Servicing Agreement dated as of June 1, 1993, as amended (the "Pooling Agreement"), between PNB, as Seller and Servicer, and the Trustee. The annual certificateholders' statements contain the information required to be contained in the monthly statements prepared by the Servicer and delivered to the Trustee pursuant to Section 5.02(a) of such Supplements, aggregated for the months of January 2000 through December 2000, relating to the receivables (the "Receivables") transferred to the Trust and the accounts from which the Receivables arise.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a) Each class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 2000. Such direct participants may hold Certificates for their own account or for the accounts of their customers. The address of Cede & Co. is:
Cede & Co., c/o The Depository Trust Company, 55 Water Street, 49th Floor, New York, New York 10041.

     (b) Omitted pursuant to the No-Action Letter.

     (c) Omitted pursuant to the No-Action Letter.

Item 13. Certain Relationships and Related Transactions

     There have not been, nor are there currently proposed, any transactions or series of transactions, to which the Trust is a party, with any Certificateholder known by the registrant to own of record or beneficially more than five percent of any series or class of Certificates.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following documents are filed as part of this Report:

          99.1 Annual   Certificateholders'   Statement  delivered  pursuant  to
               Section 5.02(d) of the Series 1996-1 Supplement.

          99.2 Annual   Certificateholders'   Statement  delivered  pursuant  to
               Section 5.02(d) of the Series 1997-1 Supplement.

          99.3 Annual   Certificateholders'   Statement  delivered  pursuant  to
               Section 5.02(d) of the Series 1997-2 Supplement.

          99.4 Annual   Certificateholders'   Statement  delivered  pursuant  to
               Section 5.02(d) of the Series 1997-3 Supplement.

          99.5 Annual   Certificateholders'   Statement  delivered  pursuant  to
               Section 5.02(d) of the Series 1997-4 Supplement.

          99.6 Annual   Certificateholders'   Statement  delivered  pursuant  to
               Section 5.02(d) of the Series 1999-1 Supplement.

          99.7 Annual   Certificateholders'   Statement  delivered  pursuant  to
               Section 5.02(d) of the Series 1999-2 Supplement.

          99.8 Annual   Certificateholders'   Statement  delivered  pursuant  to
               Section 5.02(d) of the Series 2000-1 Supplement.

          99.9 Annual   Certificateholders'   Statement  delivered  pursuant  to
               Section 5.02(d) of the Series 2000-2 Supplement.

         99.10  Annual  Certificateholders'   Statement  delivered  pursuant  to
                Section 5.02(d) of the Series 2000-3 Supplement.

         99.11 Report on the activities of PNB, as Servicer, prepared by Ernst & Young LLP pursuant to Section 3.06 of the Pooling Agreement.

         (b) Omitted pursuant to the No-Action Letter.

         (c) Omitted pursuant to the No-Action Letter.

         (d) Omitted pursuant to the No-Action Letter.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 2001                        PROVIDIAN NATIONAL BANK
                                             (Registrant)


                                             By: /s/ Daniel Sanford
                                                --------------------------------
                                             Name:  Daniel Sanford
                                             Title: Senior Vice President and
                                                    Controller

                                  EXHIBIT INDEX


Exhibit No.

99.1 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1996-1 Supplement.

99.2 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1997-1 Supplement.

99.3 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1997-2 Supplement.

99.4 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1997-3 Supplement.

99.5 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1997-4 Supplement.

99.6 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1999-1 Supplement.

99.7 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1999-2 Supplement.

99.8 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 2000-1 Supplement.

99.9 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 2000-2 Supplement.

99.10 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 2000-3 Supplement.

99.11 Report on the activities of PNB, as Servicer, prepared by Ernst & Young LLP pursuant to Section 3.06 of the Pooling Agreement.