Form 10-K
period 2001-12-31
PROVIDIAN MASTER TRUST
filed 2002-04-01
CIK 899290

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2001
                           -----------------

                 Chase Manhattan Bank, USA National Association
                     on behalf of the Providian Master Trust
                    (formerly the First Deposit Master Trust)
         --------------------------------------------------------------
               (Exact name of registrant as specified in charter)

                                             33-59922
                                             33-84844
                                             33-99462
                                            333-22131
                                            333-55817
   United States of America                 333-39856           22-2382028
 ---------------------------------         -------------    --------------------
(State or other jurisdiction of            (Commission      (I.R.S. Employer
incorporation or organization)              File No.)       Identification No.)

    White Clay Center Building 200, Route 273
            Newark, Delaware                                        19711
   --------------------------------------------           ----------------------
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (302) 575-5000
                                                          ----------------------

                        Not Applicable
--------------------------------------------------------------------------------
(Former name or former address, if changed since last report)

Securities Registered pursuant to Section 12(b) of the Act:  None


Securities Registered pursuant to Section 12(g) of the Act:

     The   following   Providian   Master   Trust   Asset-Backed    Certificates
(collectively, the "Certificates"):

     Floating Rate Asset-Backed Certificates, Series 1996-1 Floating Rate Class A Asset-Backed Certificates, Series 1997-1 Floating Rate Class B Asset-Backed Certificates, Series 1997-1 Floating Rate Class A Asset-Backed Certificates, Series 1997-2 Floating Rate Class B Asset-Backed Certificates, Series 1997-2 Floating Rate Class A Asset-Backed Certificates, Series 1997-3 Floating Rate Class B Asset-Backed Certificates, Series 1997-3 6.25% Class A Asset-Backed Certificates, Series 1997-4
     6.45% Class B Asset-Backed Certificates, Series 1997-4 Floating Rate Class A Asset-Backed Certificates, Series 1999-1 6.80% Class B Asset-Backed Certificates, Series 1999-1
     6.60% Class A Asset-Backed Certificates, Series 1999-2 Floating Rate Class B Asset-Backed Certificates, Series 1999-2 Floating Rate Class A Asset-Backed Certificates, Series 2000-1 Floating Rate Class B Asset-Backed Certificates, Series 2000-1 Floating Rate Class A Asset-Backed Certificates, Series 2000-2 Floating Rate Class B Asset-Backed Certificates, Series 2000-2 Floating Rate Class A Asset-Backed Certificates, Series 2000-3 Floating Rate Class B Asset-Backed Certificates, Series 2000-3

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

--------------------------------------------------------------------------------

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

         Not Applicable.


     * On December 23, 1993, Providian National Bank, the former servicer of the Providian Master Trust (the "Former Servicer"), was issued a no-action letter (the "No-Action Letter") by the Securities and Exchange Commission with respect to certain of the reporting requirements relating to the Providian Master Trust (the "Trust") pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                                     PART I

Item 1. Business

     Omitted pursuant to the No-Action Letter.

Item 2. Properties

     Attached hereto as Exhibits 99.1 through 99.10 are the annual certificateholders' statements prepared by the Former Servicer and delivered to Bankers Trust Company, as Trustee (the "Trustee"), pursuant to Section 5.02(d) of the Series 1996-1, 1997-1, 1997-2, 1997-3, 1997-4, 1999-1, 1999-2, 2000-1,
2000-2  and  2000-3  Supplements  to the  Providian  Master  Trust  Pooling  and
Servicing Agreement dated as of June 1, 1993, as amended (the "Pooling Agreement"). The annual certificateholders' statements contain the information required to be contained in the monthly statements prepared by the Former Servicer and delivered to the Trustee pursuant to Section 5.02(a) of such Supplements, aggregated for the months of January 2001 through December 2001, relating to the receivables (the "Receivables") transferred to the Trust and the accounts from which the Receivables arise.

Item 3. Legal Proceedings

     The registrant knows of no material pending legal proceedings with respect to the Trust involving either the Trust, the Trustee, Providian National Bank as Former Servicer of the Trust for the fiscal year ended December 31, 2001, or Chase Manhattan Bank USA, National Association, the current Servicer of the Trust.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a) Each class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 2001. Such direct participants may hold Certificates for their own account or for the accounts of their customers. The address of Cede & Co. is:
Cede & Co., c/o The Depository Trust Company, 55 Water Street, 49th Floor, New York, New York 10041.

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

    99.7 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1999-2 Supplement.

    99.8 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 2000-1 Supplement.

    99.9 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 2000-2 Supplement.

    99.10 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 2000-3 Supplement.

    99.11 Report on the activities of Providian National Bank, as Former Servicer of the Trust for the fiscal year ended December 31, 2001, prepared by Ernst & Young LLP pursuant to Section 3.06 of the Pooling Agreement.

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

                                             PROVIDIAN MASTER TRUST
                                             (Registrant)

                                             CHASE MANHATTAN BANK USA,
                                             NATIONAL ASSOCIATION
                                             Servicer


                                             By:    /s/ Patricia Garvey
                                                  ------------------------------
                                             Name:  Patricia Garvey
                                             Title: Vice President

Date:  March 29, 2002



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

99.7 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 1999-2 Supplement.

99.8 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 2000-1 Supplement.

99.9 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 2000-2 Supplement.

99.10 Annual Certificateholders' Statement delivered pursuant to Section 5.02(d) of the Series 2000-3 Supplement.

99.11 Report on the activities of Providian National Bank, as Former Servicer of the Trust for the fiscal year ended December 31, 2001, prepared by Ernst & Young LLP pursuant to Section 3.06 of the Pooling Agreement.