Form 10-K
period 2002-12-31
PROVIDIAN MASTER TRUST
filed 2003-03-31
CIK 899290

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

  X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended:          December 31, 2002

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----             OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

                             Commission file numbers
                                    33-59922
                                    33-84844
                                    33-99462
                                    333-22131
                                    333-55817
                                    333-39856
                                    000-22305

           Chase Manhattan Bank, USA National Association on behalf of the Chase USA Master Trust
                      (formerly the Providian Master Trust)
             (Exact name of registrant as specified in its charter)



United States                                       22-2382028
(State or Other Jurisdiction of Incorporation       (IRS Employer Identification
or Organization)                                    Number)

White Clay Center, Building 200, Newark, DE         19711
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code: (302) 575-5000

Securities Registered pursuant to Section 12(b) of the Act:   None


Securities Registered pursuant to Section 12(g) of the Act:

         The following Chase USA Master Trust Asset-Backed Certificates (collectively, the "Certificates"):

                  Floating Rate Asset-Backed Certificates, Series 1996-1 Floating Rate Class A Asset-Backed Certificates, Series 1997-2 Floating Rate Class B Asset-Backed Certificates, Series 1997-2 Floating Rate Class A Asset-Backed Certificates, Series 1999-1 6.80% Class B Asset-Backed Certificates, Series 1999-1 Floating Rate Class A Asset-Backed Certificates, Series 2000-1 Floating Rate Class B Asset-Backed Certificates, Series 2000-1 Floating Rate Class A Asset-Backed Certificates, Series 2000-2 Floating Rate Class B Asset-Backed Certificates, Series 2000-2 Floating Rate Class A Asset-Backed Certificates, Series 2000-3 Floating Rate Class B Asset-Backed Certificates, Series 2000-3


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes  X*        No
             -----         -----


         Indicate by check mark if disclosure of delinquent fillers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

         The registrant has no voting or non-voting common equity outstanding as of the date of this report. The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                       DOCUMENTS INCORPORATED BY REFERNCE.

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly
described for identification purposes.      None.

Introductory Note

         Chase USA Master Trust, formerly known as Providian Master Trust (the "Trust"), was formed pursuant to a Pooling and Servicing Agreement dated as of June 1, 1993 (as amended and restated on February 5, 2002, the ("Agreement"), between Chase Manhattan Bank USA, National Association as Servicer, Card Acquisition Funding LLC as Transferor, The Bank of New York, Trustee, (the "Trustee"). The Trust files reports pursuant to Section 13, 15(d) and 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in "no-action" letters, submitted to the Office of the Chief Counsel on behalf of the originators of the Trust. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

         The Chase USA Master Trust is the Issuer of Asset Backed Certificates, Series 1996-1, Series 1997-2, Series 1999-1, Series 2000-1, Series 2000-2 and
Series 2000-3. The Series 1997-4, Certificates are no longer outstanding as of the date hereof.


* On December 23, 1993, Providian National Bank, the former servicer of the Chase USA Master Trust (the "Former Servicer"), was issued a no-action letter (the "No-Action Letter") by the Securities and Exchange Commission with respect to certain of the reporting requirements relating to the Chase USA Master Trust (the "Trust") pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

PART I


Item 1.           Business

         Omitted pursuant to the No-Action Letter.


Item 2.           Properties

         The Trust is the holder of the Chase USA Master Trust Asset Backed Certificates, Series 1996-1, 1997-2, 1999-1, 2000-1, 2000-2 and 2000-3, pursuant to the Chase USA Master Trust Pooling and Servicing Agreement dated as of June 1, 1993, as amended (the "Pooling Agreement").

         The aggregate Investor Default Amount for the year ended December 31, 2002 was $160,045,647.42. As of December 31, 2002, Accounts designated for the Master Trust having an aggregate balance of $114,201,545.00, or 1.66% of all Receivables, were delinquent 30 - 59 days; Accounts having an aggregate balance of $79,937,622.00, or 1.16% of all Receivables, were delinquent 60 - 89 days; and Accounts having an aggregate balance of $158,034,336.00, or 2.30% of all Receivables, were delinquent 90 days or more.


Item 3.           Legal Proceedings

         The registrant knows of no material pending legal proceedings with respect to the Trust involving either the Trust, the Trustee, Providian National Bank as Former Servicer of the Trust for the fiscal year ended December 31, 2002, or Chase Manhattan Bank USA, National Association, the current Servicer of the Trust.


Item 4.           Submission of Matters to a Vote of Security Holders

         None.

PART II


Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters

         (a) To the best knowledge of the registrant, there is no established public trading market for the Certificates.

         (b) As of December 31, 2002, each class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company (the "DTC").

         (c) The records provided to the Trust by DTC indicate that as of December 31, 2002, the number of holders of record for each class of Certificates issued by the Trust was as follows:

                           Series                    No. of Holders
                           ------                    --------------
                           1996-1                    21
                           1997-2                    16
                           1999-1                    5
                           2000-1                    65
                           2000-2                    16
                           2000-3                    17


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


Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2002, there were the following holders of record with more than 5% of each class of the
Certificates:

Chase USA            Name & Address of Participant                      Original Certificate         % Class
Master Trust                                                             Principal Balance
Series 1996-1
Class A              Citibank, N.A.                                             $59,267,000           7.90%
                     3800 Citibank Center B3-15
                     Tampa, FL  33610

                     Deutsche Bank Trust Company Americas                       $52,115,000           6.94%
                     648 Grassmere Park Road
                     Nashville, TN  37211

                     JPMorgan Chase Bank                                       $249,870,000          33.29%
                     Proxy/Class Actions/Bankruptcy
                     14201 Dallas Pkwy
                     Dallas, TX  75254

                     State Street Bank and Trust Company                       $312,423,000          41.63%
                     1776 Heritage Dr.
                     Global Corporate Action Unit JAB 5NW
                     No. Quincy, MA 02171

Series 1997-2
Class A              Boston Safe Deposit and Trust Company                      $64,496,000          11.31%
                     525 William Penn Place, Suite 3148
                     Pittsburgh, PA  15259

                     Merrill, Lynch, Pierce Fenner & Smith                      $54,889,000           9.62%
                     Safekeeping
                     4 Corporate Place
                     Piscataway, NJ  08854

                     The Northern Trust Company                                 $30,000,000           5.26%
                     801 S. Canal C-IN
                     Chicago, IL  60607

                     State Street Bank and Trust Company                       $327,161,000          57.35%
                     1776 Heritage Dr.
                     Global Corporate Action Unit JAB 5NW
                     No. Quincy, MA 02171

                     Wells Fargo Bank Minnesota, N.A.                           $35,000,000           6.13%
                     c/o ADP Proxy Services
                     51 Mercedes Way
                     Edgewood, NY 11717

Class B              Wells Fargo Bank Minnesota, N.A.                           $35,000,000           6.13%
                     c/o ADP Proxy Services
                     51 Mercedes Way
                     Edgewood, NY 11717

                     Citibank, N.A.                                             $20,250,000          30.45%
                     3800 Citibank Center B3-15
                     Tampa, FL  33610

                     JPMorgan Chase Bank                                        $46,250,000          69.55%
                     Proxy/Class Actions/Bankruptcy
                     14201 Dallas Pkwy
                     Dallas, TX  75254

Series 1999-1
Class A              The Bank of New York                                       $50,000,000          10.00%
                     One Wall Street
                     New York, NY  10286

                     State Street Bank and Trust Company                       $450,000,000          90.00%
                     1776 Heritage Dr.
                     Global Corporate Action Unit JAB 5NW
                     No. Quincy, MA 02171

Class B              The Bank of New York                                       $10,000,000          15.22%
                     One Wall Street
                     New York, NY  10286

                     Citibank, N.A.                                             $33,705,000          51.30%
                     3800 Citibank Center B3-15
                     Tampa, FL  33610

                     JPMorgan Chase Bank                                        $22,000,000          33.48%
                     Proxy/Class Actions/Bankruptcy
                     14201 Dallas Pkwy
                     Dallas, TX  75254

Series 2000-1
 Class A             Boston Safe Deposit and Trust Company                     $112,440,000          26.77%
                     525 William Penn Place, Suite 3148
                     Pittsburgh, PA  15259

                     Citibank, N.A.                                             $27,030,000           6.44%
                     3800 Citibank Center B3-15
                     Tampa, FL  33610

                     Merrill Lynch, Pierce, Fennder & Smith, Inc.               $70,535,000          16.79%
                     Debt Sec.
                     101 Hudson Street - 9th Floor
                     Jersey City, NJ  07302

                     Morgan Stanley & Co. Incorporated                          $26,900,000           6.40%
                     One Pierrepont Plaza
                     Brooklyn, NY  11201

                     State Street Bank and Trust Company                        $28,323,000           6.74%
                     1776 Heritage Dr.
                     Global Corporate Action Unit JAB 5NW
                     No. Quincy, MA 02171

                     Wachovia Bank N.A. - Phila. Main                           $35,280,000           8.40%
                     530 Walnut Street, 1st Floor
                     Philadelphia, PA  19101

Class B              The Bank of New York                                       $10,000,000          21.16%
                     One Wall Street
                     New York, NY  10286

                     Citibank, N.A.                                              $5,000,000          10.58%
                     3800 Citibank Center B3-15
                     Tampa, FL  33610

                     Deutsche Bank Trust Company Americas                       $15,000,000          31.75%
                     648 Grassmere Park Road
                     Nashville, TN  37211

                     JPMorgan Chase Bank                                         $5,000,000          10.58%
                     Proxy/Class Actions/Bankruptcy
                     14201 Dallas Pkwy
                     Dallas, TX  75254

                     LBI - Lehman Government Securities Inc. (LBI)              $10,250,000          21.69%
                     101 Hudson Street, 30th Floor
                     Jersey City, NJ  07302

Series 2000-2
Class A              Merrill, Lynch, Pierce Fenner & Smith                      $55,000,000          12.22%
                     Safekeeping
                     4 Corporate Place
                     Piscataway, NJ  08854

                     State Street Bank and Trust Company                       $361,954,000          80.43%
                     1776 Heritage Dr.
                     Global Corporate Action Unit JAB 5NW
                     No. Quincy, MA 02171

Class B              Deutsche Bank Trust Company Americas                       $10,000,000          16.86%
                     648 Grassmere Park Road
                     Nashville, TN  37211

                     JPMorgan Chase Bank                                        $49,300,000          83.14%
                     Proxy/Class Actions/Bankruptcy
                     14201 Dallas Pkwy
                     Dallas, TX  75254

Class C              The Bank of New York                                       $15,000,000          30.49%
                     One Wall Street
                     New York, NY  10286

                     Citibank, N.A.                                              $3,000,000           6.10%
                     3800 Citibank Center B3-15
                     Tampa, FL  33610

                     JPMorgan Chase Bank                                        $31,200,000          63.41%
                     Proxy/Class Actions/Bankruptcy
                     14201 Dallas Pkwy
                     Dallas, TX  75254

Series 2000-3
Class A              The Bank of New York/Credit Agricole                       $28,500,000           5.24%
                     One Wall Street
                     New York, NY  10286

                     Boston Safe Deposit and Trust Company                      $51,842,000           9.53%
                     525 William Penn Place, Suite 3148
                     Pittsburgh, PA  15259

                     JPMorgan Chase Bank                                        $32,000,000           5.88%
                     Proxy/Class Actions/Bankruptcy
                     14201 Dallas Pkwy
                     Dallas, TX  75254

                     Merrill, Lynch, Pierce Fenner & Smith                     $112,250,000          20.62%
                     Safekeeping
                     4 Corporate Place
                     Piscataway, NJ  08854

                     State Street Bank and Trust Company                       $290,408,000          53.36%
                     1776 Heritage Dr.
                     Global Corporate Action Unit JAB 5NW
                     No. Quincy, MA 02171

Class B              Deutsche Bank Trust Company Americas                       $22,500,000          31.36%
                     648 Grassmere Park Road
                     Nashville, TN  37211

                     JPMorgan Chase Bank                                        $49,250,000          68.64%
                     Proxy/Class Actions/Bankruptcy
                     14201 Dallas Pkwy
                     Dallas, TX  75254

Class C              Boston Safe Deposit and Trust Company                      $11,000,000          18.49%
                     525 William Penn Place, Suite 3148
                     Pittsburgh, PA  15259

                     JPMorgan Chase Bank                                        $29,965,000          50.36%
                     Proxy/Class Actions/Bankruptcy
                     14201 Dallas Pkwy
                     Dallas, TX  75254

                     Mercantile Safe Deposit & Trust                             $5,000,000           8.40%
                     Securities Lending
                     770 Old Hammond Ferry Road
                     Linthicum, MD  21090

                     The Northern Trust Company                                  $3,125,000           5.25%
                     801 S. Canal C-IN
                     Chicago, IL  60607

                     Prudential Securities Custody                               $9,410,000          15.82%
                     c/o ADP Proxy Services
                     51 Mercedes Way
                     Edgewood, NY 11717


Item 13.          Certain Relationships and Related Transactions

         None.

PART IV


Item 14.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K


                  (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

                  Exhibit Number:      Description:
                  ---------------      ------------

                  99.1                 Annual Servicer's Certificate pursuant to
                                       Section 3.05 of the Agreement.

                  99.2                 Management Report on Internal Controls.

                  99.3 Annual Independent Accountants Report pursuant to Section 3.06 of the Agreement.

                  99.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.



                  (b)      Reports on Form 8-K.

                  The following reports were filed on Form 8-K during the last quarter of 2002:

                  Date                 Items Reported       Financial Statements
                  ----                 --------------       --------------------
                  10/01/2002           5, 7                 Monthly report to
                                                            Noteholders dated
                                                            9/16/2002

                  10/22/2002           5, 7                 Monthly report to
                                                            Noteholders dated
                                                            10/15/2002

                  11/15/2002           5, 7                 Monthly report to
                                                            Noteholders dated
                                                            11/15/2002

                  12/17/2002           5, 7                 Monthly report to
                                                            Noteholders dated
                                                            12/16/2002

                                   SIGNATURES



         Pursuant to the requirements of the Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 2003


                                                  CHASE MANHATTAN BANK USA,
                                                  NATIONAL ASSOCIATION,
                                                  as Servicer


                                                  By:    /s/ Patricia M. Garvey
                                                  ------------------------------
                                                  Name:  Patricia M. Garvey
                                                  Title: Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.


No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Noteholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Noteholders subsequent to the filing of this report.

                                INDEX TO EXHIBITS


Exhibit Number:            Description:
---------------            ------------

99.1                       Annual Servicer's Certificate pursuant to Section
                           3.05 of the Agreement.

99.2                       Management Report on Internal Controls.

99.3                       Annual Independent Accountants Report pursuant to
                           Section 3.06 of the Agreement.

99.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.