Form 10-K
period 2003-12-31
PROVIDIAN MASTER TRUST
filed 2004-03-30
CIK 899290

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        --------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended:          December 31, 2003

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

                             Commission file numbers
                                    333-22131
                                    333-55817
                                    333-39856

         Chase Manhattan Bank, USA National Association on behalf of the
                             Chase USA Master Trust
                      (formerly the Providian Master Trust)
             (Exact name of registrant as specified in its charter)



        United States                                      22-2382028
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)

White Clay Center, Building 200, Newark, DE                 19711
-------------------------------------------               ----------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  (302) 575-5000

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

         None.

Introductory Note

         Chase USA Master Trust, formerly known as Providian Master Trust (the "Trust"), was formed pursuant to a Pooling and Servicing Agreement dated as of June 1, 1993 (as amended and restated on February 5, 2002, the ("Agreement"), between Chase Manhattan Bank USA, National Association as Servicer (the "Servicer"), Card Acquisition Funding LLC as Transferor, The Bank of New York, as Trustee, (the "Trustee")). The Trust files reports pursuant to Section 13, 15(d) and 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in "no-action" letters, submitted to the Office of the Chief Counsel on behalf of the originators of the Trust. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

         The Chase USA Master Trust is the Issuer of Asset Backed Certificates, Series 1996-1, Series 1997-2, Series 1997-4, Series 1999-1, Series 2000-1,
Series 2000-2 and Series 2000-3. The Series 1996-1 and Series 1997-4 Certificates are no longer outstanding as of the date hereof.


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


Item 2.  Properties

         The Trust is the holder of the Chase USA Master Trust Asset Backed Certificates, Series 1997-2, 1999-1, 2000-1, 2000-2 and 2000-3, pursuant to the
Chase USA Master Trust Pooling and Servicing Agreement dated as of June 1, 1993, as amended (the "Pooling Agreement").

         The aggregate Investor Default Amount for the year ended December 31, 2003 was $255,360,483.00. As of December 31, 2003, Accounts designated for the Master Trust having an aggregate balance of $105,701,405.00, or 1.85% of all Receivables, were delinquent 30 - 60 days; Accounts having an aggregate balance of $79,008,330.00, or 1.31% of all Receivables, were delinquent 60 - 90 days; and Accounts having an aggregate balance of $154,156,577.00, or 2.70% of all Receivables, were delinquent 90 days or more.


Item 3.  Legal Proceedings

         The registrant knows of no material pending legal proceedings with respect to the Trust involving either the Trust, the Trustee, or the Servicer.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a) To the best knowledge of the registrant, there is no established public trading market for the Certificates.

         (b) As of December 31, 2003, each class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company (the "DTC").

         (c) The records provided to the Trust by DTC indicate that as of December 31, 2003, the number of holders of record for each class of Certificates issued by the Trust was as follows:

                           Series                    No. of Holders
                           ------                    --------------
                           1997-2                    10
                           1999-1                    5
                           2000-1                    65
                           2000-2                    17
                           2000-3                    9


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


Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2003, there were the following holders of record with more than 5% of each class of the
Certificates:

------------------------------------------------------------------------------------------------------------
                                                                       Original Certificate
Series/Class         Name & Address of Participant                      Principal Balance           % Class
------------------------------------------------------------------------------------------------------------
Series 1997-2
------------------------------------------------------------------------------------------------------------
Class A              State Street Bank and Trust Company                      $    354,050,000       62.06%
                     1776 Heritage Dr.
                     Global Corporate Action Unit JAB 5NW
                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------
                     The Northern Trust Company                               $     62,450,000       10.95%
                     801 S. Canal C-IN
                     Chicago, IL  60607
------------------------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank                                      $     41,000,000        7.19%
                     Proxy/Class Actions/Bankruptcy
                     14201 Dallas Pkwy
                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------
                     Mellon Trust of New England, NA                          $     39,096,000        6.85%
                     525 William Penn Place, Suite 3148
                     Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                     Merrill, Lynch, Pierce Fenner & Smith                    $     34,000,000        5.96%
                     Safekeeping
                     4 Corporate Place
                     Piscataway, NJ  08854
------------------------------------------------------------------------------------------------------------
Class B              JPMorgan Chase Bank                                      $     46,250,000       69.55%
                     Proxy/Class Actions/Bankruptcy
                     14201 Dallas Pkwy
                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------
                     Citibank, N.A.                                           $     20,250,000       30.45%
                     3800 Citibank Center B3-15
                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------
Series 1999-1
------------------------------------------------------------------------------------------------------------
Class A              State Street Bank and Trust Company                      $    450,000,000       90.00%
                     1776 Heritage Dr.
                     Global Corporate Action Unit JAB 5NW
                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------
                     The Bank of New York                                     $     50,000,000       10.00%
                     One Wall Street
                     New York, NY  10286
------------------------------------------------------------------------------------------------------------
Class B              Citibank, N.A.                                           $     33,705,000       51.30%
                     3800 Citibank Center B3-15
                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank                                      $     22,000,000       33.48%
                     Proxy/Class Actions/Bankruptcy
                     14201 Dallas Pkwy
                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------
                     The Bank of New York                                     $     10,000,000       15.22%
                     One Wall Street
                     New York, NY  10286
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
                                                                       Original Certificate
Series/Class         Name & Address of Participant                      Principal Balance           % Class
------------------------------------------------------------------------------------------------------------
Series 2000-1
------------------------------------------------------------------------------------------------------------
Class A              State Street Bank and Trust Company                      $    138,205,000       32.91%
                     1776 Heritage Dr.
                     Global Corporate Action Unit JAB 5NW
                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------
                     Merrill Lynch, Pierce, Fennder & Smith, Inc.             $     69,445,000       16.53%
                     101 Hudson Street - 9th Floor
                     Jersey City, NJ  07302
------------------------------------------------------------------------------------------------------------
                     Mellon Trust of New England, NA                          $     37,900,000        9.02%
                     525 William Penn Place, Suite 3148
                     Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                     Wachovia Bank N.A. - Phila. Main                         $     36,795,000        8.76%
                     530 Walnut Street, 1st Floor
                     Philadelphia, PA  19101
------------------------------------------------------------------------------------------------------------
                     Morgan Stanley & Co. Incorporated                        $     22,800,000        5.43%
                     One Pierrepont Plaza
                     Brooklyn, NY  11201
------------------------------------------------------------------------------------------------------------
Class B              Morgan Stanley & Co. Incorporated                        $     20,250,000       42.86%
                     One Pierrepont Plaza
                     Brooklyn, NY  11201
------------------------------------------------------------------------------------------------------------
                     Mellon Trust of New England, NA                          $      7,100,000       15.03%
                     525 William Penn Place, Suite 3148
                     Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                     Citibank, N.A.                                           $      5,000,000       10.58%
                     3800 Citibank Center B3-15
                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------
                     Deutsche Bank Trust Company Americas                     $      5,000,000       10.58%
                     648 Grassmere Park Road
                     Nashville, TN  37211
------------------------------------------------------------------------------------------------------------
                     JPMorgan Chase Bank                                      $      5,000,000       10.58%
                     Proxy/Class Actions/Bankruptcy
                     14201 Dallas Pkwy
                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------
                     State Street Bank and Trust Company                      $      2,900,000        6.14%
                     1776 Heritage Dr.
                     Global Corporate Action Unit JAB 5NW
                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
                                                                       Original Certificate
Series/Class         Name & Address of Participant                      Principal Balance           % Class
------------------------------------------------------------------------------------------------------------
Series 2000-2
------------------------------------------------------------------------------------------------------------
Class A              State Street Bank and Trust Company                      $    331,664,000       73.70%
                     1776 Heritage Dr.
                     Global Corporate Action Unit JAB 5NW
                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------
                     Merrill, Lynch, Pierce Fenner & Smith                    $     55,000,000       12.22%
                     Safekeeping
                     4 Corporate Place
                     Piscataway, NJ  08854
------------------------------------------------------------------------------------------------------------
Class B              JPMorgan Chase Bank                                      $     49,300,000       83.14%
                     Proxy/Class Actions/Bankruptcy
                     14201 Dallas Pkwy
                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------
                     The Bank of New York                                     $     10,000,000       16.86%
                     One Wall Street
                     New York, NY  10286
------------------------------------------------------------------------------------------------------------
Class C              JPMorgan Chase Bank                                      $     31,200,000       63.41%
                     Proxy/Class Actions/Bankruptcy
                     14201 Dallas Pkwy
                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------
                     The Bank of New York                                     $     15,000,000       30.49%
                     One Wall Street
                     New York, NY  10286
------------------------------------------------------------------------------------------------------------
                     Citibank, N.A.                                           $      3,000,000        6.10%
                     3800 Citibank Center B3-15
                     Tampa, FL  33610
------------------------------------------------------------------------------------------------------------
Series 2000-3
------------------------------------------------------------------------------------------------------------
Class B              JPMorgan Chase Bank                                      $     49,250,000       68.64%
                     Proxy/Class Actions/Bankruptcy
                     14201 Dallas Pkwy
                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------
                     Deutsche Bank Trust Company Americas                     $     22,500,000       31.36%
                     648 Grassmere Park Road
                     Nashville, TN  37211
------------------------------------------------------------------------------------------------------------
Class C              JPMorgan Chase Bank                                      $     20,500,000       34.45%
                     Proxy/Class Actions/Bankruptcy
                     14201 Dallas Pkwy
                     Dallas, TX  75254
------------------------------------------------------------------------------------------------------------
                     Wachovia Securities, LLC/Custody                         $     18,860,000       31.70%
                     One New York Plaza
                     New York, NY  10292
------------------------------------------------------------------------------------------------------------
                     Mellon Trust of New England, NA                          $     11,000,000       18.49%
                     525 William Penn Place, Suite 3148
                     Pittsburgh, PA  15259
------------------------------------------------------------------------------------------------------------
                     Mercantile Safe Deposit & Trust                          $      5,000,000        8.40%
                     Securities Lending
                     770 Old Hammond Ferry Road
                     Linthicum, MD  21090
------------------------------------------------------------------------------------------------------------
                     State Street Bank and Trust Company                      $      3,315,000        5.57%
                     1776 Heritage Dr.
                     Global Corporate Action Unit JAB 5NW
                     No. Quincy, MA 02171
------------------------------------------------------------------------------------------------------------


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

                  99.1               Annual Servicer's Certificate pursuant to
                                     Section 3.05 of the Agreement.

                  99.2               Management Report on Internal Controls.

                  99.3 Annual Independent Accountants Report pursuant to Section 3.06 of the Agreement.

                  99.4               Certification pursuant to Section
                                     302 of the Sarbanes-Oxley Act of 2002.



         (b)      Reports on Form 8-K.

                  The following reports were filed on Form 8-K during the last quarter of 2003:

                  Date           Items Reported    Financial Statements
                  ----           --------------    --------------------
                  09/16/2003     5, 7              Monthly report to Noteholders
                                                   dated 09/15/2003

                  10/17/2003     5, 7              Monthly report to Noteholders
                                                   dated 10/15/2003

                  11/19/2003     5, 7              Monthly report to Noteholders
                                                   dated 11/17/2003

                  12/18/2003     5, 7              Monthly report to Noteholders
                                                   dated 12/15/2003

                                   SIGNATURES



         Pursuant to the requirements of the Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 2004



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